Form 10-K/A
period 2009-10-31
AFH ACQUISITION V, INC.
filed 2010-04-15
CIK 1420033

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE:

This Form 10-K/A, Amendment No. 2 is being filed by AFH Acquisition III, Inc. (the “Company”), to amend its Annual Report on Form 10-K for the year ended October 31, 2009, filed with the Securities and Exchange Commission on January 29, 2010, (i) to revise Item 9A(T) Controls and Procedures to include management’s report on internal control over financial reporting in accordance with Item 308T of Regulation S-K.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.  The Company has adopted internal policies which provide further oversight of employee’s responsible for preparation and filing of the Company’s reports and review of the Company’s reports prior to filing.  Company’s management believes these policies will adequately address these weaknesses.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was ineffective as of October 31, 2009.  The Company has adopted internal policies which provide further oversight of employee’s responsible for preparation and filing of the Company’s reports and review of the Company’s reports prior to filing.  Company’s management believes these policies will adequately address these weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

Since the third quarter of 2009, management did an evaluation of disclosure controls and controls over financial reporting and found them to be ineffective.  The Company has adopted internal policies which provide further oversight of employee’s responsible for preparation and filing of the Company’s reports and review of the Company’s reports prior to filing.  Company’s management believes these policies will adequately address these weaknesses.

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

AFH ACQUISITION V, INC.

Dated: April 15, 2010	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary, Chief	April 15, 2010
Amir F. Heshmatpour	Financial Officer and Sole Director